Form 10-K
period 2022-12-31
BANK 2022-BNK42
filed 2023-03-15
CIK 1926900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-261279-02

Central Index Key Number of the issuing entity: 0001926900

BANK 2022-BNK42

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001005007

Banc of America Merrill Lynch Commercial Mortgage Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001577313

National Cooperative Bank, N.A.

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4224585 38-4224586 38-7290325 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(646) 855-3953

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Hilton Sandestin Beach Resort Mortgage Loan and the 2355 and 2383 Utah Ave Mortgage Loan, which constituted approximately 9.99% and 9.3%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Hilton Sandestin Beach Resort Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity and (b) with respect to the 2355 and 2383 Utah Ave Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Hilton Sandestin Beach Resort Mortgage Loan and the 2355 and 2383 Utah Ave Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Constitution Center Mortgage Loan, which constituted approximately 9.99% of the asset pool of the issuing entity as of its cut-off date.  The Constitution Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Constitution Center Mortgage Loan, eight other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Morgan Stanley Capital I Trust 2022-L8 transaction, Commission File Number 333-259741-02 (the “MSC 2022-L8 Transaction”). This loan combination, including the Constitution Center Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2022-L8 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Dallas Design District Mortgage Loan, which constituted approximately 6.0% of the asset pool of the issuing entity as of its cut-off date.  The Dallas Design District Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Dallas Design District Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BANK 2022-BNK41 transaction, Commission File Number 333-259741-03 (the “BANK 2022-BNK41 Transaction”). This loan combination, including the Dallas Design District Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2022-BNK41 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Nut Tree Plaza Mortgage Loan, which constituted approximately 5.0% of the asset pool of the issuing entity as of its cut-off date.  The Nut Tree Plaza Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Nut Tree Plaza Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the Benchmark 2022-B35 Mortgage Trust transaction, Commission File Number 333-262701-01 (the “Benchmark 2022-B35 Transaction”). This loan combination, including the Nut Tree Plaza Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2022-B35 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 79 Fifth Avenue Mortgage Loan, which constituted approximately 9.3% of the asset pool of the issuing entity as of its cut-off date.  The 79 Fifth Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 79 Fifth Avenue Mortgage Loan and eight other pari passu loans, which are not assets of the issuing entity. This loan combination, including the 79 Fifth Avenue Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the 79 Fifth Avenue loan combination in the Citigroup Commercial Mortgage Trust 2022-GC48 transaction, Commission File Number 333-262701-02 (the “CGCMT 2022-GC48 Transaction”).  After the closing of the CGCMT 2022-GC48 Transaction on June 21, 2022, this loan combination, including the 79 Fifth Avenue Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CGCMT 2022-GC48 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Pacific View Mortgage Loan, which constituted approximately 3.9% of the asset pool of the issuing entity as of its cut-off date.  The Pacific View Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Pacific View Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Pacific View Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Pacific View loan combination in the BANK 2022-BNK44 transaction, Commission File Number 333-259741-04 (the “BANK 2022-BNK44 Transaction”).  After the closing of the BANK 2022-BNK44 Transaction on November 22, 2022, this loan combination, including the Pacific View Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BANK 2022-BNK44 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Computershare Trust Company, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Constitution Center Mortgage Loan, the 79 Fifth Avenue Mortgage Loan, the Dallas Design District Mortgage Loan, the Nut Tree Plaza Mortgage Loan and the Pacific View Mortgage Loan.  As a result, Computershare Trust Company, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Computershare Trust Company, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Constitution Center Mortgage Loan, the 79 Fifth Avenue Mortgage Loan, the Nut Tree Plaza Mortgage Loan and the Pacific View Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the general master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Dallas Design Mortgage Loan and the Pacific View Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Constitution Center Mortgage Loan and the 79 Fifth Avenue Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the Constitution Center Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

KeyBank National Association is the primary servicer and special servicer of the Nut Tree Plaza Mortgage Loan and the special servicer of the Pacific View Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for KeyBank National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because KeyBank National Association is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of KeyBank National Association because KeyBank National Association is an unaffiliated servicer servicing less than 10% of pool assets.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Constitution Center Mortgage Loan, the Dallas Design District Mortgage Loan, the Nut Tree Plaza Mortgage Loan, the 79 Fifth Avenue Mortgage Loan and the Pacific View Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the MSC 2022-L8 Transaction, the pooling and servicing agreement for the BANK 2022-BNK41 Transaction, the pooling and servicing agreement for the Benchmark 2022-B35 Transaction, the pooling and servicing agreement for the CGCMT 2022-GC48 Transaction and the pooling and servicing agreement for the BANK 2022-BNK44 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Constitution Center Mortgage Loan, the Dallas Design District Mortgage Loan, the Nut Tree Plaza Mortgage Loan, the 79 Fifth Avenue Mortgage Loan and the Pacific View Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the general master servicer under the Pooling and Servicing Agreement and the primary servicer of the Dallas Design District Mortgage Loan and the Pacific View Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Constitution Center Mortgage Loan, the Dallas Design District Mortgage Loan, the Nut Tree Plaza Mortgage Loan, the 79 Fifth Avenue Mortgage Loan and the Pacific View Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Dallas Design District Mortgage Loan, the Nut Tree Plaza Mortgage Loan, the 79 Fifth Avenue Mortgage Loan and the Pacific View Mortgage Loan, the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Dallas Design District Mortgage Loan, KeyBank National Association as primary servicer and special servicer of the Nut Tree Plaza Mortgage Loan and special servicer of the Pacific View Mortgage Loan and Greystone Servicing Company LLC as special servicer of the 79 Fifth Avenue Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.

[Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on June 9, 2022 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Constitution Center Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2022-L8 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the MSC 2022-L8 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSC 2022-L8 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Dallas Design District Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2022-BNK41 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the BANK 2022-BNK41 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK 2022-BNK41 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Nut Tree Plaza Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2022-B35 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the Benchmark 2022-B35 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2022-B35 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 79 Fifth Avenue Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2022-GC48 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2022-GC48 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2022-GC48 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Pacific View Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2022-BNK44 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the BANK 2022-BNK44 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK 2022-BNK44 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The report on assessment of compliance for the twelve months ended December 31, 2022, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”), as servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by Ernst & Young LLP identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(ix) of Regulation AB applicable to KeyBank during the year ended December 31, 2022. During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the related note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of June 1, 2022, between Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, LNR Partners, LLC, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 9, 2022 under Commission File No. 333-261279-02 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of April 1, 2022, between Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 9, 2022 under Commission File No. 333-261279-02 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of May 1, 2021, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Rialto Capital Advisors, LLC, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on June 9, 2022 under Commission File No. 333-261279-02 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of May 1, 2022, among Citigroup Commercial Mortgage Securities Inc., as Depositor, KeyBank National Association, as Master Servicer, KeyBank National Association, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer, Computershare Trust Company, National Association, as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on June 9, 2022 under Commission File No. 333-261279-02 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as June 1, 2022, among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Greystone Servicing Company LLC, as a Special Servicer, Rialto Capital Advisors, LLC, as Special Servicer solely with respect to the Yorkshire & Lexington Towers Whole Loan, Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer, Computershare Trust Company, National Association, as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 22, 2022 under Commission File No. 333-261279-02 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of November 1, 2022, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, KeyBank National Association, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer  (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 23, 2022 under Commission File No. 333-261279-02 and incorporated by reference herein).

4.7           Intercreditor Agreement, dated as of March 1, 2022, by and between Morgan Stanley Bank, N.A., as Note A-1 Holder, Morgan Stanley Bank, N.A., as Note A-2 Holder, Morgan Stanley Bank, N.A., as Note A-3 Holder, Morgan Stanley Bank, N.A., as Note A-4 Holder, Morgan Stanley Bank, N.A., as Note A-5 Holder, Morgan Stanley Bank, N.A., as Note A-6 Holder, Morgan Stanley Bank, N.A., as Note A-7 Holder, Morgan Stanley Bank, N.A., as Note A-8 Holder, and Morgan Stanley Bank, N.A., as Note A-9 Holder, Sun Life Assurance Company of Canada, as Note B-1 Holder, Sun Life Insurance (Canada) Limited, as Note B-2 Holder, and Sun Life Hong Kong Limited, as Note B-3 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on June 9, 2022 under Commission File No. 333-261279-02 and incorporated by reference herein).

4.8           Agreement Between Note Holders, dated as of June 9, 2022, by and between Wells Fargo Bank, National Association, as Initial Note A-1 Holder, Wells Fargo Bank, National Association, as Initial Note A-2 Holder, and Wells Fargo Bank, National Association, as Initial Note A-3 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on June 9, 2022 under Commission File No. 333-261279-02 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of May 11, 2022, by and among Citi Real Estate Funding Inc., as Initial Note A-1-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-1-2 Holder, Citi Real Estate Funding Inc., as Initial Note A-1-3 Holder, Wells Fargo Bank, National Association, as Initial Note A-2-1 Holder, Wells Fargo Bank, National Association, as Initial Note A-2-2 Holder, Wells Fargo Bank, National Association, as Initial Note A-2-3-1 Holder, Wells Fargo Bank, National Association, as Initial Note A-2-3-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-3-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-3-2 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-3-3 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on June 9, 2022 under Commission File No. 333-261279-02 and incorporated by reference herein).

4.10         Agreement Between Note Holders, dated as of June 9, 2022 by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Agent (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on June 9, 2022 under Commission File No. 333-261279-02 and incorporated by reference herein).

4.11         Agreement Between Note Holders, dated as of May 5, 2022, by and between Wells Fargo Bank, National Association, as Initial Note A-1 Holder, Wells Fargo Bank, National Association, as Initial Note A-2 Holder, and Wells Fargo Bank, National Association, as Initial Note A-3 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on June 9, 2022 under Commission File No. 333-261279-02 and incorporated by reference herein).

4.12         Agreement Between Note Holders, dated as of April 12, 2022, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Wells Fargo Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on June 9, 2022 under Commission File No. 333-261279-02 and incorporated by reference herein).

4.13         Agreement Between Note Holders, dated as of April 29, 2022 by and between Column Financial, Inc., as Initial Note A-1 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on June 9, 2022 under Commission File No. 333-261279-02 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as General Master Servicer

33.2         National Cooperative Bank, N.A., as NCB Master Servicer

33.3         LNR Partners, LLC, as General Special Servicer

33.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.2)

33.5         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.6         Computershare Trust Company, National Association, as Certificate Administrator

33.7         Computershare Trust Company, National Association, as Custodian

33.8         Park Bridge Lender Services LLC, as Operating Advisor

33.9         CoreLogic Solutions, LLC, as Servicing Function Participant

33.10       Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Sandestin Beach Resort Mortgage Loan (see Exhibit 33.1)

33.11       LNR Partners, LLC, as Special Servicer of the Hilton Sandestin Beach Resort Mortgage Loan (see Exhibit 33.3)

33.12       Wilmington Trust, National Association, as Trustee of the Hilton Sandestin Beach Resort Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Computershare Trust Company, National Association, as Custodian of the Hilton Sandestin Beach Resort Mortgage Loan (see Exhibit 33.7)

33.14       Park Bridge Lender Services LLC, as Operating Advisor of the Hilton Sandestin Beach Resort Mortgage Loan (see Exhibit 33.8)

33.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Hilton Sandestin Beach Resort Mortgage Loan (see Exhibit 33.9)

33.16       Wells Fargo Bank, National Association, as Primary Servicer of the 2355 and 2383 Utah Ave Mortgage Loan (see Exhibit 33.1)

33.17       LNR Partners, LLC, as Special Servicer of the 2355 and 2383 Utah Ave Mortgage Loan (see Exhibit 33.3)

33.18       Wilmington Trust, National Association, as Trustee of the 2355 and 2383 Utah Ave Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Computershare Trust Company, National Association, as Custodian of the 2355 and 2383 Utah Ave Mortgage Loan (see Exhibit 33.7)

33.20       Park Bridge Lender Services LLC, as Operating Advisor of the 2355 and 2383 Utah Ave Mortgage Loan (see Exhibit 33.8)

33.21       CoreLogic Solutions, LLC, as Servicing Function Participant of the 2355 and 2383 Utah Ave Mortgage Loan (see Exhibit 33.9)

33.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Constitution Center Mortgage Loan

33.23       LNR Partners, LLC, as Special Servicer of the Constitution Center Mortgage Loan (see Exhibit 33.3)

33.24       Wilmington Trust, National Association, as Trustee of the Constitution Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       Computershare Trust Company, National Association, as Custodian of the Constitution Center Mortgage Loan (see Exhibit 33.7)

33.26       Park Bridge Lender Services LLC, as Operating Advisor of the Constitution Center Mortgage Loan (see Exhibit 33.8)

33.27       Wells Fargo Bank, National Association, as Primary Servicer of the Dallas Design District Mortgage Loan (see Exhibit 33.1)

33.28       Rialto Capital Advisors, LLC, as Special Servicer of the Dallas Design District Mortgage Loan

33.29       Wilmington Trust, National Association, as Trustee of the Dallas Design District Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Computershare Trust Company, National Association, as Custodian of the Dallas Design District Mortgage Loan (see Exhibit 33.7)

33.31       Pentalpha Surveillance LLC, as Operating Advisor of the Dallas Design District Mortgage Loan

33.32       CoreLogic Solutions, LLC, as Servicing Function Participant of the Dallas Design District Mortgage Loan (see Exhibit 33.9)

33.33       KeyBank National Association, as Primary Servicer of the Nut Tree Plaza Mortgage Loan

33.34       KeyBank National Association, as Special Servicer of the Nut Tree Plaza Mortgage Loan (see Exhibit 33.33)

33.35       Wilmington Trust, National Association, as Trustee of the Nut Tree Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Computershare Trust Company, National Association, as Custodian of the Nut Tree Plaza Mortgage Loan (see Exhibit 33.7)

33.37       Park Bridge Lender Services LLC, as Operating Advisor of the Nut Tree Plaza Mortgage Loan (see Exhibit 33.8)

33.38       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 79 Fifth Avenue Mortgage Loan (see Exhibit 33.22)

33.39       Greystone Servicing Company LLC, as Special Servicer of the 79 Fifth Avenue Mortgage Loan

33.40       Wilmington Trust, National Association, as Trustee of the 79 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Computershare Trust Company, National Association, as Custodian of the 79 Fifth Avenue Mortgage Loan (see Exhibit 33.7)

33.42       Park Bridge Lender Services LLC, as Operating Advisor of the 79 Fifth Avenue Mortgage Loan (see Exhibit 33.8)

33.43       Wells Fargo Bank, National Association, as Primary Servicer of the Pacific View Mortgage Loan (see Exhibit 33.1)

33.44       KeyBank National Association, as Special Servicer of the Pacific View Mortgage Loan (see Exhibit 33.33)

33.45       Wilmington Trust, National Association, as Trustee of the Pacific View Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Computershare Trust Company, National Association, as Custodian of the Pacific View Mortgage Loan (see Exhibit 33.7)

33.47       Park Bridge Lender Services LLC, as Operating Advisor of the Pacific View Mortgage Loan (see Exhibit 33.8)

33.48       CoreLogic Solutions, LLC, as Servicing Function Participant of the Pacific View Mortgage Loan (see Exhibit 33.9)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as General Master Servicer

34.2         National Cooperative Bank, N.A., as NCB Master Servicer

34.3         LNR Partners, LLC, as General Special Servicer

34.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.2)

34.5         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.6         Computershare Trust Company, National Association, as Certificate Administrator

34.7         Computershare Trust Company, National Association, as Custodian

34.8         Park Bridge Lender Services LLC, as Operating Advisor

34.9         CoreLogic Solutions, LLC, as Servicing Function Participant

34.10       Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Sandestin Beach Resort Mortgage Loan (see Exhibit 34.1)

34.11       LNR Partners, LLC, as Special Servicer of the Hilton Sandestin Beach Resort Mortgage Loan (see Exhibit 34.3)

34.12       Wilmington Trust, National Association, as Trustee of the Hilton Sandestin Beach Resort Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Computershare Trust Company, National Association, as Custodian of the Hilton Sandestin Beach Resort Mortgage Loan (see Exhibit 34.7)

34.14       Park Bridge Lender Services LLC, as Operating Advisor of the Hilton Sandestin Beach Resort Mortgage Loan (see Exhibit 34.8)

34.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Hilton Sandestin Beach Resort Mortgage Loan (see Exhibit 34.9)

34.16       Wells Fargo Bank, National Association, as Primary Servicer of the 2355 and 2383 Utah Ave Mortgage Loan (see Exhibit 34.1)

34.17       LNR Partners, LLC, as Special Servicer of the 2355 and 2383 Utah Ave Mortgage Loan (see Exhibit 34.3)

34.18       Wilmington Trust, National Association, as Trustee of the 2355 and 2383 Utah Ave Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Computershare Trust Company, National Association, as Custodian of the 2355 and 2383 Utah Ave Mortgage Loan (see Exhibit 34.7)

34.20       Park Bridge Lender Services LLC, as Operating Advisor of the 2355 and 2383 Utah Ave Mortgage Loan (see Exhibit 34.8)

34.21       CoreLogic Solutions, LLC, as Servicing Function Participant of the 2355 and 2383 Utah Ave Mortgage Loan (see Exhibit 34.9)

34.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Constitution Center Mortgage Loan

34.23       LNR Partners, LLC, as Special Servicer of the Constitution Center Mortgage Loan (see Exhibit 34.3)

34.24       Wilmington Trust, National Association, as Trustee of the Constitution Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       Computershare Trust Company, National Association, as Custodian of the Constitution Center Mortgage Loan (see Exhibit 34.7)

34.26       Park Bridge Lender Services LLC, as Operating Advisor of the Constitution Center Mortgage Loan (see Exhibit 34.8)

34.27       Wells Fargo Bank, National Association, as Primary Servicer of the Dallas Design District Mortgage Loan (see Exhibit 34.1)

34.28       Rialto Capital Advisors, LLC, as Special Servicer of the Dallas Design District Mortgage Loan

34.29       Wilmington Trust, National Association, as Trustee of the Dallas Design District Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Computershare Trust Company, National Association, as Custodian of the Dallas Design District Mortgage Loan (see Exhibit 34.7)

34.31       Pentalpha Surveillance LLC, as Operating Advisor of the Dallas Design District Mortgage Loan

34.32       CoreLogic Solutions, LLC, as Servicing Function Participant of the Dallas Design District Mortgage Loan (see Exhibit 34.9)

34.33       KeyBank National Association, as Primary Servicer of the Nut Tree Plaza Mortgage Loan

34.34       KeyBank National Association, as Special Servicer of the Nut Tree Plaza Mortgage Loan (see Exhibit 34.33)

34.35       Wilmington Trust, National Association, as Trustee of the Nut Tree Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Computershare Trust Company, National Association, as Custodian of the Nut Tree Plaza Mortgage Loan (see Exhibit 34.7)

34.37       Park Bridge Lender Services LLC, as Operating Advisor of the Nut Tree Plaza Mortgage Loan (see Exhibit 34.8)

34.38       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 79 Fifth Avenue Mortgage Loan (see Exhibit 34.22)

34.39       Greystone Servicing Company LLC, as Special Servicer of the 79 Fifth Avenue Mortgage Loan

34.40       Wilmington Trust, National Association, as Trustee of the 79 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Computershare Trust Company, National Association, as Custodian of the 79 Fifth Avenue Mortgage Loan (see Exhibit 34.7)

34.42       Park Bridge Lender Services LLC, as Operating Advisor of the 79 Fifth Avenue Mortgage Loan (see Exhibit 34.8)

34.43       Wells Fargo Bank, National Association, as Primary Servicer of the Pacific View Mortgage Loan (see Exhibit 34.1)

34.44       KeyBank National Association, as Special Servicer of the Pacific View Mortgage Loan (see Exhibit 34.33)

34.45       Wilmington Trust, National Association, as Trustee of the Pacific View Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Computershare Trust Company, National Association, as Custodian of the Pacific View Mortgage Loan (see Exhibit 34.7)

34.47       Park Bridge Lender Services LLC, as Operating Advisor of the Pacific View Mortgage Loan (see Exhibit 34.8)

34.48       CoreLogic Solutions, LLC, as Servicing Function Participant of the Pacific View Mortgage Loan (see Exhibit 34.9)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as General Master Servicer

35.2         National Cooperative Bank, N.A., as NCB Master Servicer

35.3         LNR Partners, LLC, as General Special Servicer

35.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.2)

35.5         Computershare Trust Company, National Association, as Certificate Administrator

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Sandestin Beach Resort Mortgage Loan (see Exhibit 35.1)

35.7         LNR Partners, LLC, as Special Servicer of the Hilton Sandestin Beach Resort Mortgage Loan (see Exhibit 35.3)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the 2355 and 2383 Utah Ave Mortgage Loan (see Exhibit 35.1)

35.9         LNR Partners, LLC, as Special Servicer of the 2355 and 2383 Utah Ave Mortgage Loan (see Exhibit 35.3)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Constitution Center Mortgage Loan

35.11       LNR Partners, LLC, as Special Servicer of the Constitution Center Mortgage Loan (see Exhibit 35.3)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Dallas Design District Mortgage Loan (see Exhibit 35.1)

35.13       Rialto Capital Advisors, LLC, as Special Servicer of the Dallas Design District Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       KeyBank National Association, as Primary Servicer of the Nut Tree Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       KeyBank National Association, as Special Servicer of the Nut Tree Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 79 Fifth Avenue Mortgage Loan (see Exhibit 35.10)

35.17       Greystone Servicing Company LLC, as Special Servicer of the 79 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Pacific View Mortgage Loan (see Exhibit 35.1)

35.19       KeyBank National Association, as Special Servicer of the Pacific View Mortgage Loan (Omitted. See Explanatory Notes.)

99.1         Mortgage Loan Purchase Agreement, dated as of May 20, 2022, between Bank of America, National Association, and Banc of America Merrill Lynch Commercial Mortgage Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on June 9, 2022 under Commission File No. 333-261279-02 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated as of May 20, 2022, between Wells Fargo Bank, National Association, and Banc of America Merrill Lynch Commercial Mortgage Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on June 9, 2022 under Commission File No. 333-261279-02 and incorporated by reference herein).

99.3         Mortgage Loan Purchase Agreement, dated as of May 20, 2022, between Morgan Stanley Mortgage Capital Holdings LLC and Banc of America Merrill Lynch Commercial Mortgage Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on June 9, 2022 under Commission File No. 333-261279-02 and incorporated by reference herein).

99.4         Mortgage Loan Purchase Agreement, dated as of May 20, 2022, between National Cooperative Bank, N.A., and Banc of America Merrill Lynch Commercial Mortgage Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on June 9, 2022 under Commission File No. 333-261279-02 and incorporated by reference herein).

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banc of America Merrill Lynch Commercial Mortgage Inc.
(Depositor)

/s/ Leland F. Bunch, III

Leland F. Bunch, III, President and Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 15, 2023