Form 10-K
period 2025-12-31
BANK 2022-BNK42
filed 2026-03-17
CIK 1926900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the general master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to March 1, 2025 and the primary servicer of the Dallas Design Mortgage Loan and the Pacific View Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the general master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after March 1, 2025 and the primary servicer of the Dallas Design Mortgage Loan and the Pacific View Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each general master servicer under the Pooling and Servicing Agreement and each primary servicer of the Dallas Design District Mortgage Loan and the Pacific View Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

4.3           Pooling and Servicing Agreement, dated as of May 1, 2022, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Rialto Capital Advisors, LLC, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on June 9, 2022 under Commission File No. 333-261279-02 and incorporated by reference herein).

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

33.1        Wells Fargo Bank, National Association, as General Master Servicer prior to March 1, 2025

33.2        Trimont LLC, as General Master Servicer on and after March 1, 2025

33.3        National Cooperative Bank, N.A., as NCB Master Servicer

33.4        LNR Partners, LLC, as General Special Servicer

33.5        National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.3)

33.6        Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.7        Computershare Trust Company, National Association, as Certificate Administrator

33.8        Computershare Trust Company, National Association, as Custodian

33.9        Park Bridge Lender Services LLC, as Operating Advisor

33.10      CoreLogic Solutions, LLC, as Servicing Function Participant

33.11      Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Sandestin Beach Resort Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.12      Trimont LLC, as Primary Servicer of the Hilton Sandestin Beach Resort Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.13      LNR Partners, LLC, as Special Servicer of the Hilton Sandestin Beach Resort Mortgage Loan (see Exhibit 33.4)

33.14      Wilmington Trust, National Association, as Trustee of the Hilton Sandestin Beach Resort Mortgage Loan (Omitted. See Explanatory Notes.)

33.15      Computershare Trust Company, National Association, as Custodian of the Hilton Sandestin Beach Resort Mortgage Loan (see Exhibit 33.8)

33.16      Park Bridge Lender Services LLC, as Operating Advisor of the Hilton Sandestin Beach Resort Mortgage Loan (see Exhibit 33.9)

33.17      CoreLogic Solutions, LLC, as Servicing Function Participant of the Hilton Sandestin Beach Resort Mortgage Loan (see Exhibit 33.10)

33.18      Wells Fargo Bank, National Association, as Primary Servicer of the 2355 and 2383 Utah Ave Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.19      Trimont LLC, as Primary Servicer of the 2355 and 2383 Utah Ave Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.20      LNR Partners, LLC, as Special Servicer of the 2355 and 2383 Utah Ave Mortgage Loan (see Exhibit 33.4)

33.21      Wilmington Trust, National Association, as Trustee of the 2355 and 2383 Utah Ave Mortgage Loan (Omitted. See Explanatory Notes.)

33.22      Computershare Trust Company, National Association, as Custodian of the 2355 and 2383 Utah Ave Mortgage Loan (see Exhibit 33.8)

33.23      Park Bridge Lender Services LLC, as Operating Advisor of the 2355 and 2383 Utah Ave Mortgage Loan (see Exhibit 33.9)

33.24      CoreLogic Solutions, LLC, as Servicing Function Participant of the 2355 and 2383 Utah Ave Mortgage Loan (see Exhibit 33.10)

33.25      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Constitution Center Mortgage Loan

33.26      LNR Partners, LLC, as Special Servicer of the Constitution Center Mortgage Loan (see Exhibit 33.4)

33.27      Wilmington Trust, National Association, as Trustee of the Constitution Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.28      Computershare Trust Company, National Association, as Custodian of the Constitution Center Mortgage Loan (see Exhibit 33.8)

33.29      Park Bridge Lender Services LLC, as Operating Advisor of the Constitution Center Mortgage Loan (see Exhibit 33.9)

33.30      Wells Fargo Bank, National Association, as Primary Servicer of the Dallas Design District Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.31      Trimont LLC, as Primary Servicer of the Dallas Design District Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.32      Rialto Capital Advisors, LLC, as Special Servicer of the Dallas Design District Mortgage Loan

33.33      Wilmington Trust, National Association, as Trustee of the Dallas Design District Mortgage Loan (Omitted. See Explanatory Notes.)

33.34      Computershare Trust Company, National Association, as Custodian of the Dallas Design District Mortgage Loan (see Exhibit 33.8)

33.35      Pentalpha Surveillance LLC, as Operating Advisor of the Dallas Design District Mortgage Loan

33.36      CoreLogic Solutions, LLC, as Servicing Function Participant of the Dallas Design District Mortgage Loan (see Exhibit 33.10)

33.37      KeyBank National Association, as Primary Servicer of the Nut Tree Plaza Mortgage Loan

33.38      KeyBank National Association, as Special Servicer of the Nut Tree Plaza Mortgage Loan (see Exhibit 33.37)

33.39      Wilmington Trust, National Association, as Trustee of the Nut Tree Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.40      Computershare Trust Company, National Association, as Custodian of the Nut Tree Plaza Mortgage Loan (see Exhibit 33.8)

33.41      Park Bridge Lender Services LLC, as Operating Advisor of the Nut Tree Plaza Mortgage Loan (see Exhibit 33.9)

33.42      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 79 Fifth Avenue Mortgage Loan (see Exhibit 33.25)

33.43      Greystone Servicing Company LLC, as Special Servicer of the 79 Fifth Avenue Mortgage Loan

33.44      Wilmington Trust, National Association, as Trustee of the 79 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.45      Computershare Trust Company, National Association, as Custodian of the 79 Fifth Avenue Mortgage Loan (see Exhibit 33.8)

33.46      Park Bridge Lender Services LLC, as Operating Advisor of the 79 Fifth Avenue Mortgage Loan (see Exhibit 33.9)

33.47      Wells Fargo Bank, National Association, as Primary Servicer of the Pacific View Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.48      Trimont LLC, as Primary Servicer of the Pacific View Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.49      KeyBank National Association, as Special Servicer of the Pacific View Mortgage Loan (see Exhibit 33.37)

33.50      Wilmington Trust, National Association, as Trustee of the Pacific View Mortgage Loan (Omitted. See Explanatory Notes.)

33.51      Computershare Trust Company, National Association, as Custodian of the Pacific View Mortgage Loan (see Exhibit 33.8)

33.52      Park Bridge Lender Services LLC, as Operating Advisor of the Pacific View Mortgage Loan (see Exhibit 33.9)

33.53      CoreLogic Solutions, LLC, as Servicing Function Participant of the Pacific View Mortgage Loan (see Exhibit 33.10)

34           Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1        Wells Fargo Bank, National Association, as General Master Servicer prior to March 1, 2025

34.2        Trimont LLC, as General Master Servicer on and after March 1, 2025

34.3        National Cooperative Bank, N.A., as NCB Master Servicer

34.4        LNR Partners, LLC, as General Special Servicer

34.5        National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.3)

34.6        Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.7        Computershare Trust Company, National Association, as Certificate Administrator

34.8        Computershare Trust Company, National Association, as Custodian

34.9        Park Bridge Lender Services LLC, as Operating Advisor

34.10      CoreLogic Solutions, LLC, as Servicing Function Participant

34.11      Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Sandestin Beach Resort Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.12      Trimont LLC, as Primary Servicer of the Hilton Sandestin Beach Resort Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.13      LNR Partners, LLC, as Special Servicer of the Hilton Sandestin Beach Resort Mortgage Loan (see Exhibit 34.4)

34.14      Wilmington Trust, National Association, as Trustee of the Hilton Sandestin Beach Resort Mortgage Loan (Omitted. See Explanatory Notes.)

34.15      Computershare Trust Company, National Association, as Custodian of the Hilton Sandestin Beach Resort Mortgage Loan (see Exhibit 34.8)

34.16      Park Bridge Lender Services LLC, as Operating Advisor of the Hilton Sandestin Beach Resort Mortgage Loan (see Exhibit 34.9)

34.17      CoreLogic Solutions, LLC, as Servicing Function Participant of the Hilton Sandestin Beach Resort Mortgage Loan (see Exhibit 34.10)

34.18      Wells Fargo Bank, National Association, as Primary Servicer of the 2355 and 2383 Utah Ave Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.19      Trimont LLC, as Primary Servicer of the 2355 and 2383 Utah Ave Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.20      LNR Partners, LLC, as Special Servicer of the 2355 and 2383 Utah Ave Mortgage Loan (see Exhibit 34.4)

34.21      Wilmington Trust, National Association, as Trustee of the 2355 and 2383 Utah Ave Mortgage Loan (Omitted. See Explanatory Notes.)

34.22      Computershare Trust Company, National Association, as Custodian of the 2355 and 2383 Utah Ave Mortgage Loan (see Exhibit 34.8)

34.23      Park Bridge Lender Services LLC, as Operating Advisor of the 2355 and 2383 Utah Ave Mortgage Loan (see Exhibit 34.9)

34.24      CoreLogic Solutions, LLC, as Servicing Function Participant of the 2355 and 2383 Utah Ave Mortgage Loan (see Exhibit 34.10)

34.25      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Constitution Center Mortgage Loan

34.26      LNR Partners, LLC, as Special Servicer of the Constitution Center Mortgage Loan (see Exhibit 34.4)

34.27      Wilmington Trust, National Association, as Trustee of the Constitution Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.28      Computershare Trust Company, National Association, as Custodian of the Constitution Center Mortgage Loan (see Exhibit 34.8)

34.29      Park Bridge Lender Services LLC, as Operating Advisor of the Constitution Center Mortgage Loan (see Exhibit 34.9)

34.30      Wells Fargo Bank, National Association, as Primary Servicer of the Dallas Design District Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.31      Trimont LLC, as Primary Servicer of the Dallas Design District Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.32      Rialto Capital Advisors, LLC, as Special Servicer of the Dallas Design District Mortgage Loan

34.33      Wilmington Trust, National Association, as Trustee of the Dallas Design District Mortgage Loan (Omitted. See Explanatory Notes.)

34.34      Computershare Trust Company, National Association, as Custodian of the Dallas Design District Mortgage Loan (see Exhibit 34.8)

34.35      Pentalpha Surveillance LLC, as Operating Advisor of the Dallas Design District Mortgage Loan

34.36      CoreLogic Solutions, LLC, as Servicing Function Participant of the Dallas Design District Mortgage Loan (see Exhibit 34.10)

34.37      KeyBank National Association, as Primary Servicer of the Nut Tree Plaza Mortgage Loan

34.38      KeyBank National Association, as Special Servicer of the Nut Tree Plaza Mortgage Loan (see Exhibit 34.37)

34.39      Wilmington Trust, National Association, as Trustee of the Nut Tree Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.40      Computershare Trust Company, National Association, as Custodian of the Nut Tree Plaza Mortgage Loan (see Exhibit 34.8)

34.41      Park Bridge Lender Services LLC, as Operating Advisor of the Nut Tree Plaza Mortgage Loan (see Exhibit 34.9)

34.42      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 79 Fifth Avenue Mortgage Loan (see Exhibit 34.25)

34.43      Greystone Servicing Company LLC, as Special Servicer of the 79 Fifth Avenue Mortgage Loan

34.44      Wilmington Trust, National Association, as Trustee of the 79 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.45      Computershare Trust Company, National Association, as Custodian of the 79 Fifth Avenue Mortgage Loan (see Exhibit 34.8)

34.46      Park Bridge Lender Services LLC, as Operating Advisor of the 79 Fifth Avenue Mortgage Loan (see Exhibit 34.9)

34.47      Wells Fargo Bank, National Association, as Primary Servicer of the Pacific View Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.48      Trimont LLC, as Primary Servicer of the Pacific View Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.49      KeyBank National Association, as Special Servicer of the Pacific View Mortgage Loan (see Exhibit 34.37)

34.50      Wilmington Trust, National Association, as Trustee of the Pacific View Mortgage Loan (Omitted. See Explanatory Notes.)

34.51      Computershare Trust Company, National Association, as Custodian of the Pacific View Mortgage Loan (see Exhibit 34.8)

34.52      Park Bridge Lender Services LLC, as Operating Advisor of the Pacific View Mortgage Loan (see Exhibit 34.9)

34.53      CoreLogic Solutions, LLC, as Servicing Function Participant of the Pacific View Mortgage Loan (see Exhibit 34.10)

35           Servicer compliance statements.

35.1        Wells Fargo Bank, National Association, as General Master Servicer prior to March 1, 2025

35.2        Trimont LLC, as General Master Servicer on and after March 1, 2025

35.3        National Cooperative Bank, N.A., as NCB Master Servicer

35.4        LNR Partners, LLC, as General Special Servicer

35.5        National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.3)

35.6        Computershare Trust Company, National Association, as Certificate Administrator

35.7        Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Sandestin Beach Resort Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.8        Trimont LLC, as Primary Servicer of the Hilton Sandestin Beach Resort Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.9        LNR Partners, LLC, as Special Servicer of the Hilton Sandestin Beach Resort Mortgage Loan (see Exhibit 35.4)

35.10      Wells Fargo Bank, National Association, as Primary Servicer of the 2355 and 2383 Utah Ave Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.11      Trimont LLC, as Primary Servicer of the 2355 and 2383 Utah Ave Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.12      LNR Partners, LLC, as Special Servicer of the 2355 and 2383 Utah Ave Mortgage Loan (see Exhibit 35.4)

35.13      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Constitution Center Mortgage Loan

 35.14     LNR Partners, LLC, as Special Servicer of the Constitution Center Mortgage Loan (see Exhibit 35.4)

35.15      Wells Fargo Bank, National Association, as Primary Servicer of the Dallas Design District Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.16      Trimont LLC, as Primary Servicer of the Dallas Design District Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.17      Rialto Capital Advisors, LLC, as Special Servicer of the Dallas Design District Mortgage Loan (Omitted. See Explanatory Notes.)

35.18      KeyBank National Association, as Primary Servicer of the Nut Tree Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

 35.19     KeyBank National Association, as Special Servicer of the Nut Tree Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.20      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 79 Fifth Avenue Mortgage Loan (see Exhibit 35.13)

 35.21     Greystone Servicing Company LLC, as Special Servicer of the 79 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.22      Wells Fargo Bank, National Association, as Primary Servicer of the Pacific View Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.23      Trimont LLC, as Primary Servicer of the Pacific View Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.24      KeyBank National Association, as Special Servicer of the Pacific View Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 17, 2026